Form 10-K
period 1996-12-31
SUPERIOR BANK FSB AFC MORTGAGE LN ASSET BK CERT SER 1996-4
filed 1997-03-24
CIK 1036067

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------

(Mark One)

    [X]          Annual Report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996

                                       OR

    [ ]      Transition Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

        For the transition period from _______________ to _______________


                          Commission File No. 333-4492


                        SUPERIOR BANK FSB (SERIES 1996-4)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          UNITED STATES                                          36-1414142
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                               ONE LINCOLN CENTRE
                        OAKBROOK TERRACE, ILLINOIS 60181
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code: 708 916-4000
                                                    ------------

Securities registered pursuant to Section 12(b) of the Act:


                                                 Name of each exchange
          Title of each class                     on which registered
          -------------------                    ----------------------
                  NONE                               NOT APPLICABLE


Securities registered pursuant to Section 12(g) of the Act:


                                      NONE
                                ----------------
                                (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X      No
                                  ---        ---

Documents Incorporated by Reference:
------------------------------------

     The following documents filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, are incorporated by reference into Part I of this Form 10-K: the Supplement to the Prospectus Supplement dated December 18 1996, the Prospectus Supplement dated December 4, 1996 together with the Prospectus dated September 23, 1996.

================================================================================

                        SUPERIOR BANK FSB (SERIES 1996-3)

                                   ----------

                                    FORM 10-K

                                   ----------


                                TABLE OF CONTENTS

                                                                            Page
PART I                                                                      ----

      Item  1.  Business..................................................   1

      Item  2.  Properties................................................   1

      Item  3.  Legal Proceedings.........................................   1

      Item  4.  Submission of Matters to a Vote of Security Holders.......   1


PART II

      Item  5.  Market for Registrant's Common Equity
                  and Related Shareholder Matters.........................   1

      Item  6.  Selected Financial Data...................................   2

      Item  7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................   2

      Item  8.  Financial Statements and Supplementary Data...............   2

      Item  9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.....................   2


PART III

      Item 10.  Directors and Officers of the Registrant..................   2

      Item 11.  Executive Compensation....................................   2

      Item 12.  Security Ownership of Certain Beneficial
                  Owners and Management...................................   2

      Item 13.  Certain Relationships and Related Transactions............   6

      Item 14.  Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K.................................   6

                                     PART I

ITEM 1. BUSINESS.

     Not applicable.

ITEM 2. PROPERTIES.

     Not applicable.

ITEM 3. LEGAL PROCEEDINGS.

     There were no material legal proceedings involving either the Mortgage Pool, the Trustee, the custodian, the Servicer or the Registrant with respect to the Mortgage Pool, other than ordinary routine litigation incidental to the duties of the Trustee, the custodian, the Servicer or the Registrant under the Pooling and Servicing Agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) There is no established trading market for the Certificates.

     (b) As of January 3, 1997, with respect to Series 1996-4 there were three
(3) holders of record of the Registrant's Class 1A-1 Certificates, there were four (4) holders of record of the Registrant's Class 1A-2 Certificates, there was one (1) holder of record of the Registrant's Class 1A-3 Certificates, there was one (1) holder of record of the Registrant's Class 1A-4 Certificates, there was one (1) holder of record of the Registrant's Class 1A-5 Certificates, there were fourteen (14) holders of record of the Registrant's Class 1A-6 Certificates, there were seven (7) holders of record of the Class 1A-7 Certificates, there were three (3) holders of record of the Registrant's Class 2A Certificates, and there were two (2) holders of record of the Registrant's Class R Certificates.

     This does not reflect the number of persons who hold their certificates in nominee or "street" name through various brokerage firms.

ITEM 6. SELECTED FINANCIAL DATA.

     Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

     Not applicable.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable since there was no change of accountants or disagreements on any matter of accounting principles or practices of financial disclosure.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Not applicable.

ITEM 11. EXECUTIVE COMPENSATION.

     Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT.

     The following table provides information, as of January 3, 1997 with respect to the ownership by each person or group of persons, known by the Registrant to be a record owner of 5% or more of each class of the 1996-4 Series of Certificates. This does not reflect the persons who hold their certificates in nominee or "street" name.

     Except as set forth below, the Registrant is not aware of any record owner of more than 5% of the Certificates as of the close of business on January 3, 1997.


                                                                                      Percent of Class of
                                                        Principal Amount of     Certificates Outstanding (by
Series and Class                                        Certificates Owned       aggregate principal balance
of Certificates       Name and Address                      of Record              or Percentage Interest)
----------------      ----------------                  -------------------     -----------------------------

1996-4

Class 1A-1        Bankers Trust Company                    $42,000,000                     80.76%
                  c/o BT Services Tennessee, Inc.
                  Pension Trust Services
                  648 Grassmere Park Drive
                  Nashville, Tennessee 37211

                  Chase Manhattan Bank                     $ 5,000,000                      9.61%
                  One Chase Manhattan Plaza
                  3B-Proxy Department
                  New York, New York 10081

                  Republic National Bank                   $ 5,000,000                      9.61%
                    of New York-Investment Account
                  One Hanson Place, Lower Level
                  Brooklyn, New York 11243

Class 1A-2        Bank of New York                         $ 6,000,000                     42.85%
                  925 Patterson Plank Road
                  Secaucus, New Jersey 07094

                  Chase Manhattan Bank                     $ 5,000,000                     35.71%
                  (See Above)

                  Merrill Lynch-Debt Securities            $ 2,000,000                     14.28%
                  4 Corporate Place
                  Corporate Park 287
                  Piscataway, New Jersey 08855

                  Norwest Bank Colorado                    $ 1,000,000                      7.14%
                  National Association
                  1050 17th Street
                  Denver, Colorado 80265


                                                                                      Percent of Class of
                                                        Principal Amount of     Certificates Outstanding (by
Series and Class                                        Certificates Owned       aggregate principal balance
of Certificates       Name and Address                      of Record              or Percentage Interest)
----------------      ----------------                  -------------------     -----------------------------
Class 1A-3        SSB-Custodian                            $14,500,000                       100%
                  Quincy Securities Processing
                  ASW P.O. Bos 1631
                  Boston, Massachusetts 02105-1631

Class 1A-4        Chase Manhattan Bank/Chemical            $10,500,000                       100%
                  Auto Settle Department
                  4 New York Plaza, 4th Floor
                  New York, New York 10004

Class 1A-5        SSB-Custodian                            $11,500,000                       100%
                  (See Above)

Class 1A-6        Bankers Trust Company                    $ 2,700,000                     21.60%
                  (See Above)

                  Chase Manhattan Bank                     $ 2,700,000                     21.60%
                  One Chase Manhattan Plaza
                  3B-Proxy Department
                  New York, New York 10081

                  Citicorp Services, Inc.                  $   850,000                      6.80%
                  P.O. Box 30576
                  Tampa, Florida 33630-3576

                  Mercantile Safe Deposit and              $ 1,750,000                        14%
                    Trust Company
                  766 Old Hammonds Ferry Road
                  Proxy Unit #120-20
                  Linthicum, MD 21090

                  Northern Trust Company                   $ 1,725,000                     13.80%
                  801 S. Canal C-In
                  Chicago, Illinois 60607

                  SSB-Custodian                            $ 1,400,000                     11.20%
                  (See Above)


                                                                                      Percent of Class of
                                                        Principal Amount of     Certificates Outstanding (by
Series and Class                                        Certificates Owned       aggregate principal balance
of Certificates       Name and Address                      of Record              or Percentage Interest)
----------------      ----------------                  -------------------     -----------------------------
Class 1A-7        Bank of New York                         $ 2,500,000                        25%
                  (See Above)

                  Chase Manhattan Bank                     $ 1,875,000                     18.75%
                  (See Above)

                  Northern Trust Company                   $ 4,025,000                     40.25%
                  (See Above)

                  SSB-Custodian                            $   700,000                         7%
                  (See Above)

Class 2A          Bankers Trust Company                    $ 6,000,000                      6.31%
                  (See Above)

                  BNY/ITC-Dealers                          $25,000,000                     26.31%
                  Clearance Special
                  c/o N.A. Schapiro & Co. Inc.
                  One Chase Manhattan Plaza, 58th Floor
                  New York, New York 10005

                  Chase Manhattan Bank                     $64,000,000                     67.36%
                  (See Above)

Class R           Superior Bank FSB                              N/A                       99.99%
                  135 Chestnut Ridge Road
                  Montvale, New Jersey  07645

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

     Not applicable.

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
     SECTION 15(D) BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders, and the Registrant does not contemplate sending any such materials subsequent to the filing of this report.

                                   SIGNATURES

     Subject to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          SUPERIOR BANK FSB
                                          (Registrant, and as Depositor)


                                               /s/ WILLIAM C. BRACKEN
                                          By:  ---------------------------------
                                               William C. Bracken
                                               Senior Vice President and
                                               Chief Financial Officer

Date: March 12, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the date indicated.


              Name                          Title                     Date
              ----                          -----                     ----


                *                    Director and President       March 12, 1997
--------------------------------       (Principal Executive
       (Neal T. Halleran)              Officer)


   /s/ WILLIAM C. BRACKEN            Senior Vice President and    March 12, 1997
--------------------------------       Chief Financial Officer
       (William C. Bracken)            (Principal Financial
                                       and Accounting Officer)

                *                    Director                     March 12, 1997
--------------------------------
       (Monte Kurs)


                *                    Director                     March 12, 1997
--------------------------------
       (Nelson L. Stephenson)


                *                    Director                     March 12, 1997
--------------------------------
       (Glen Miller)


                *                    Director                     March 12, 1997
--------------------------------
       (Marc A. Weisman)


     /s/ WILLIAM C. BRACKEN
*By: ---------------------------
         William C. Bracken
         Attorney-in-fact